Form 10-K
period 2024-02-29
CarMax Auto Owner Trust 2022-1
filed 2024-05-21
CIK 1899236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____to_____

Commission File Number of issuing entity: 333-260819-01

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

Date: May 21, 2024

CARMAX AUTO OWNER TRUST 2022-1

By:	CarMax Auto Funding LLC,
as Depositor on behalf of CarMax Auto Owner Trust 2022-1

By:	/s/ Greg Dostich
Name:	Greg Dostich
Title:	Vice President and Treasurer
(Senior officer in charge of securitization)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Formation of CarMax Auto Funding LLC.*
3.2	Amended and Restated Limited Liability Company Agreement of CarMax Auto Funding LLC dated as of December 1, 2004.**
4.1	Indenture dated as of January 1, 2022 between the Issuing Entity and U.S. Bank National Association, as indenture trustee (including forms of the Notes).***
4.2	Amended and Restated Trust Agreement dated as of January 1, 2022 between CarMax Auto Funding LLC, as depositor, and Wilmington Trust, National Association, as owner trustee.***
31.1	Rule 13a-14(d)/15d-14(d) Certification of CarMax Auto Funding LLC (Section 302 Certification).
33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of CarMax Business Services, LLC.
33.2	Report on Assessment of Compliance with Applicable Servicing Criteria of U.S. Bank National Association.
34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of CarMax Business Services, LLC.
34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young LLP, on behalf of U.S. Bank National Association.
35.1	Annual Servicing Compliance Statement of CarMax Business Services, LLC.
99.1	Sale and Servicing Agreement dated as of January 1, 2022 among the Issuing Entity, CarMax Auto Funding LLC, as depositor, and CarMax Business Services, LLC, as servicer.***
99.2	Receivables Purchase Agreement dated as of January 1, 2022 between CarMax Business Services, LLC, as seller, and CarMax Auto Funding LLC, as purchaser.***
99.3	Administration Agreement dated as of January 1, 2022 among the Issuing Entity, CarMax Business Services, LLC, as administrator, and U.S. Bank National Association, as indenture trustee.***
99.4	Asset Representations Review Agreement dated as of January 1, 2022 among the Issuing Entity, CarMax Business Services, LLC, as servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer.***
________________________________________________________________________
*	Incorporated by reference from the registration statement on Form S-3 of CarMax Auto Funding LLC originally filed on September 26, 2003 (File No. 333-107925).
**	Incorporated by reference from the registration statement on Form S-3 of CarMax Auto Funding LLC originally filed on August 4, 2005 (File No. 333-127189).
***	Incorporated by reference from the current report on Form 8-K of CarMax Auto Funding LLC and the Issuing Entity filed on January 21, 2022 (File No. 333-107925 and File No. 333-260819-01).