Form 10-K
period 2025-02-28
CarMax Auto Owner Trust 2022-1
filed 2025-05-23
CIK 1899236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2025
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

Date: May 23, 2025

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